Form 10-K405
period 1997-12-31
FIDELITY CAPITAL TRUST I
filed 1998-03-30
CIK 1051178

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from ___________________ to -___________________



                        Commission File Number:  0-29040
                                                 -------

                           FIDELITY BANKSHARES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                          Delaware                                                          65-0717085
-------------------------------------------------------------                  ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification Number)

     218 Datura Street, West Palm Beach, Florida                                               33401
--------------------------------------------------                                           ---------
        (Address of Principal Executive Offices)                                             (Zip Code)

                                (561) 659-9900
              ---------------------------------------------------
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES      X        NO
     -----------      ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [X]

     As of February 27, 1998, there were issued and outstanding 6,798,283 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 27, 1998 ($32.75) was $88,345,450.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Parts II and IV).
2.   Proxy Statement for the 1998 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1.   BUSINESS
------------------

General

     Fidelity Bankshares, Inc.

     Fidelity Bankshares, Inc. (the "Company") is a Delaware corporation which was organized in May 1996. The only significant asset of the Company is its investment in Fidelity Federal Savings Bank of Florida (the "Bank"). The Company is majority owned by Fidelity Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On January 29, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of Bank common stock was automatically converted into one share of Company common stock, par value $.l0
per share (the "Common  Stock").   3,542,000 shares of Common Stock were issued
to the Mutual Holding Company and 3,206,625 shares of Common Stock were issued to the Bank's public stockholders.

     In December 1997 the Company incorporated Fidelity Capital Trust I, a statutory business trust created under the laws of the State of Delaware ("Fidelity Capital"). Fidelity Capital was formed for the purpose of issuing 8.375% Cumulative Trust Preferred Securities (the "Preferred Securities") which represent beneficial interests in Fidelity Capital. On January 21, 1998, Fidelity Capital completed the offer and sale of $28.375 million in Preferred Securities. In connection with the offer and sale of the Preferred Securities, the Company issued a principal amount of 8.375% Junior Subordinated Deferrable Interest Debentures which were sold to Fidelity Capital for the equivalent of the net proceeds of $27.1 from the sale of the Preferred Securities. The Junior Subordinated Deferrable Interest Debentures are scheduled to mature on January 31, 2028.

     Fidelity Federal Savings Bank of Florida

     The Bank is a federally chartered savings bank headquartered in West Palm Beach, Florida. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered originally as a federal mutual savings and loan association in 1952, and in 1983, amended its charter to become a federally chartered mutual savings bank. On January 7, 1994, the Bank completed a reorganization into a federally chartered mutual holding company.
As part of the reorganization, the Bank organized a new federally chartered stock savings bank and transferred substantially all of its assets and liabilities to the stock savings bank in exchange for a majority of the common stock of the stock savings bank. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. At December 31, 1997, the Bank had total assets of $1.2 billion, total deposits of $872.8 million, and stockholders' equity of $85.6 million.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. To a lesser extent, the Bank also originates construction loans and land loans for single-family properties and invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. In addition, the Bank invests a portion of its assets in securities issued by the United States Government, cash and cash equivalents including deposits in other financial institutions, and FHLB stock. The Bank's principal sources of funds are deposits and principal and interest payments on loans. Principal sources of income are interest received from loans and investment securities. The Bank's principal expense is interest paid on deposits and employee compensation and benefits.

     On December 5, 1997 the Bank completed its acquisition of BankBoynton, a Federal Savings Bank ("Bank Boynton"). At December 5, 1997, BankBoynton's assets, deposits and stockholders' equity were approximately $55.0 million, $41.7 million and $3.4 million, respectively. The Bank paid an aggregate of $5.7 million for all the issued and outstanding Common Stock of BankBoynton. Management believes that the acquisition of BankBoynton will be accretive to earnings in 1998.

     The Company's and the Bank's principal executive office is located at 218 Datura Street, West Palm Beach, Florida, and its telephone number at that address is (561) 659-9900.

Market Area

     The Bank is headquartered in West Palm Beach, Florida, and operates in Palm Beach and Martin Counties in Florida. The Bank has 21 offices in its market area, 3 of which are located in Martin County, and 18 of which are located in Palm Beach County. Palm Beach and Martin Counties, located in Southeastern Florida, have experienced considerable growth and development since the 1960s, and had a total population of approximately one million as of 1990 and 1.1 million as of 1996. Due to significant growth controls established at the state and local governmental levels, as well as a moderation of economic growth and migration in the Bank's market area, management believes growth of the local market area may be more moderate in the future.

     The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas. The southeast Florida economy is significantly dependent upon government, foreign trade, tourism, and its attraction as a retirement area. Unemployment in Palm Beach County is higher than the national and State of Florida averages. Major employers in the Bank's market area include Pratt & Whitney, Motorola, St. Mary's Medical Center, Florida Power and Light, Bell South and the Palm Beach County School Board.

Lending Activities

     General. Historically, the principal lending activity of the Bank has been the origination of fixed and adjustable rate mortgage loans collateralized by one- to four-family residential properties located in its market area. The Bank currently originates adjustable rate mortgage (ARM) loans for retention in its portfolio, and fixed rate loans, the majority of which are eligible for sale in the secondary mortgage market. To a lesser extent, the Bank also originates loans secured by commercial real estate and multi-family residential real estate, construction loans, commercial business loans and consumer loans.

     In an effort to manage interest rate risk, the Bank has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and short-and medium-term consumer loans. The Bank also purchases both fixed and adjustable rate mortgage-backed securities. At December 31, 1997, approximately $461.1 million, or 50.3%, of the Bank's total gross loan portfolio, and $93.9 million, or 40%, of the Bank's mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. The Bank originates fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Bank to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The Bank periodically sells a portion of its fixed-rate loans which have terms to maturity exceeding fifteen years. The Bank retains in its portfolio all consumer, commercial real estate and multi-family residential real estate loans.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of the Bank's investment in mortgage-backed securities at the dates indicated.

                                                                         At December 31,
                              -----------------------------------------------------------------------------------------------------
                                     1993                1994                1995                 1996                 1997
                              ------------------  ------------------  -------------------  -------------------  ------------------

                               Amount   Percent    Amount   Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              --------  --------  --------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                       (Dollars in Thousands)
Real estate loans:
 One- to four-family (1)....  $363,229     83.5%  $373,407     81.8%  $432,387      81.2%  $528,689      79.9%  $720,782      83.7%
 Construction loans.........    14,678      3.4     24,086      5.3     40,522       7.6     58,493       8.8     38,577       4.5
 Land loans.................     8,202      1.9     10,865      2.4     10,769       2.0     11,875       1.8     12,116       1.4
 Commercial.................    34,091      7.8     32,773      7.2     31,359       5.9     29,030       4.4     26,947       3.1
 Multi-family...............    12,300      2.8     13,081      2.8     13,748       2.6     13,781       2.1     12,999       1.5
                              --------    -----   --------    -----   --------     -----   --------     -----   --------     -----

  Total real estate loans...   432,500     99.4    454,212     99.5    528,785      99.3    641,868      97.0    811,421      94.2
                              --------    -----   --------    -----   --------     -----   --------     -----   --------     -----

Non-real estate loans:
 Consumer (2)...............    13,085      3.0     18,343      4.0     26,855       5.0     39,478       6.0     47,758       5.5
 Commercial business........     2,621      0.6      2,776      0.6      5,834       1.1     18,585       2.8     57,289       6.7
                              --------    -----   --------    -----   --------     -----   --------     -----   --------     -----

  Total non-real estate
   loans....................    15,706      3.6     21,119      4.6     32,689       6.1     58,063       8.8    105,047      12.2
                              --------    -----   --------    -----   --------     -----   --------     -----   --------     -----

  Total loans receivable....   448,206    103.0    475,331    104.1    561,474     105.4    699,931     105.8    916,468     106.4

Less:
 Undisbursed loan proceeds..     9,314      2.1     15,463      3.4     27,261       5.1     37,575       5.7     54,471       6.3
 Unearned discount and net
  deferred fees (costs).....     1,060      0.2        759      0.2       (385)     (0.1)    (1,607)     (0.2)    (2,554)     (0.3)
 Allowance for loan losses..     2,865      0.7      2,566      0.5      2,265       0.4      2,263       0.3      3,294       0.4
                              --------    -----   --------    -----   --------     -----   --------     -----   --------     -----

  Total loans
   receivable--net..........  $434,967    100.0%  $456,543    100.0%  $532,333     100.0%  $661,700     100.0%  $861,257     100.0%
                              ========    =====   ========    =====   ========     =====   ========     =====   ========     =====

Mortgage-backed securities..  $ 75,199            $126,807            $159,761             $123,599             $234,132
                              ========            ========            ========             ========             ========

----------------
(1) Includes participations of $8.9 million, $6.6 million, $5.6 million, $4.3 million and $3.2 at December 31, 1993, 1994, 1995, 1996 and 1997,
    respectively.
(2) Includes primarily home equity lines of credit, automobile loans, boat loans and passbook loans. At December 31, 1997, the disbursed portion of equity lines of credit totaled $15.8 million.

     LOAN AND MORTGAGE-BACKED SECURITIES MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans and mortgage-backed securities maturing in the Bank's portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances less loans in process and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.


                                                     Over 1       Over 3       Over 5      Over 10     Beyond
                                         Within      Year to 3  Years to 5  Years to 10  Years to 20     20
                                         1 Year       Years       Years        Years        Years       Years       Total
                                        ---------   ----------  -----------  ----------- -----------  --------    ----------
                                                                            (In Thousands)
Real estate loans:
 One- to four-family residential (1)..   $182,551    $ 96,023      $54,364      $65,200    $138,397     $172,889     $709,424
 Commercial, multi-family and land....     48,547      11,189        4,169        3,841       2,765          171       70,682
Consumer loans (2)....................     35,027      11,133       23,205        6,500       4,745          495       81,105
                                         --------    --------      -------      -------    --------     --------     --------
 Total loans receivable...............   $266,125    $118,345      $81,738      $75,541    $145,907     $173,555     $861,211
                                         --------    --------      -------      -------    --------     --------     --------
Mortgage-backed securities............   $ 98,139    $  2,200      $    --      $    --    $ 44,767     $ 84,202     $229,308
                                         --------    --------      -------      -------    --------     --------     --------

----------------
(1) Includes construction loans.
(2) Includes commercial business loans of $31.5 million.


     The following table sets forth at December 31, 1997, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 1998.


                                       Fixed    Adjustable   Total
                                      --------  ----------  --------
                                              (In Thousands)
Real estate loans:
 One- to four-family residential....  $354,642    $172,231  $526,873
 Commercial, multi-family and land..     6,881      15,254    22,135
Consumer loans (1)..................    34,628      11,450    46,078
                                      --------    --------  --------
   Total............................  $396,151    $198,935  $595,086
                                      --------    --------  --------
Mortgage-backed securities..........  $131,169    $     --  $131,169
                                      --------    --------  --------

----------------
(1)  Includes commercial business loans of $17.0 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in the Bank's market area. During 1995, the Bank began to originate one- to four-family residential loans on properties outside of its market area. These loans which were originated through a network of brokers throughout Florida, are subject to internal controls established by the Bank, as well as the Bank's customary underwriting standards. At December 31, 1997, $759.4 million, or 82.9%, of the Bank's total gross loan portfolio consisted of one- to four-family residential mortgage loans, including residential construction loans of which $253.6 million were originated outside the Bank's market area.

     The Bank currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. ARM loan originations totaled $35.8 million during the year ended December 31, 1997. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.

     The Bank's fixed rate loans generally are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether the Bank can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank's current gap position. The Bank's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

     The Bank currently offers ARM loans with initial interest rate adjustment periods of one, five and seven years, based on changes in a designated market index. After the initial interest rate adjustment, each one year ARM loan adjusts annually with an annual interest rate adjustment limitation of 200 basis points and with a maximum interest rate of 11.5%, or 600 basis points above the initial rate, whichever is greater. Interest rates on the Bank's ARM loans originated prior to December 31, 1993 currently adjust with changes in the FHLB's Fourth District Cost of Funds Index. ARM loans, through December 31, 1993, were priced at 275 basis points above the Fourth District Cost of Funds Index for owner-occupied one- to four-family mortgage loans. Higher interest margins may be required on loans in excess of $500,000. The interest rate on all non-owner-occupied one- to four-family mortgage loans is 300 basis points above the Fourth District Cost of Funds Index. Subsequent to December 31, 1993, the Bank began to use U.S. Treasury securities for indices on newly originated ARMs. The Bank originates ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five or seven years. The Bank determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. One- to four-family residential ARM loans totaled $332.3 million, or 36.3%, of the Bank's total gross loan portfolio at December 31, 1997.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans may not offer the Bank as predictable cash flows as long-term, fixed rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management-Interest Rate Sensitivity Analysis" contained in the Bank's 1997 Annual Report to Stockholders (the "Annual Report"). ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

     The Bank's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by the Bank's service corporation subsidiary. Such regulations permit a maximum loan-to-value ratio of 97% for residential property and 85% for all other real estate loans. The Bank's lending policies generally limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

     The Bank makes one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Bank generally requires the borrower to obtain private mortgage insurance. For loans in excess of 90% the Bank requires the borrower to obtain private mortgage insurance. The Bank requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Bank.

     In the past, the Bank has entered into loan participations secured by one- to four-family residences. At December 31, 1997, the Bank's loan portfolio included $3.2 million of loan participations.

     CONSTRUCTION AND LAND LOANS. The Bank currently offers fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied single-family residences to builders who have a contract for sale of the property or owners who have a contract for construction. In addition, the Bank makes construction loans to builders for homes held for sale which totaled $21.0 million at December 31, 1997. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans made prior to December 31, 1997 predominately had an adjustable interest rate that adjusted annually and converted into either a fixed rate or remained an adjustable rate mortgage loan at the end of the construction period. Subsequent to December 31, 1997, the Bank began making construction loans with fixed rates of interest. Such loans become permanent one- to four-family loans upon completion of construction. Advances are made as construction is completed.

     In addition, the Bank originates loans which are secured by individual unimproved or improved lots. At December 31, 1997, $38.6 million, or 4.2%, and $12.1 million, or 1.3%, of the Bank's total loan portfolio consisted of construction loans and land loans, respectively. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for the Bank's land loans is 75%. Through December 31, 1993, land loans were offered at 300 to 350 basis points over the Fourth District Cost of Funds Index with an annual interest rate cap of 200 basis points and a lifetime interest rate cap of the greater of 600 basis points over the initial interest rate, or 6%. Subsequent to December 31, 1993 the Bank began using the applicable U.S. Treasury securities as its index on newly originated loans. Initial interest rates may be below the fully indexed rate.

     Construction lending generally involves a greater degree of credit risk than one- to four-family residential mortgage lending. The repayment of the construction loan is often dependent upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower's ability to repay the loan.

     MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS.   Loans securing multi-family
real estate constituted approximately $13.0 million, or 1.4%, of the Bank's total loan portfolio at December 31, 1997. At December 31, 1997, the Bank had a total of 71 loans secured by multi-family properties. The Bank's multi-family real estate loans are secured by multi-family residences, such as rental properties. At December 31, 1997, substantially all of the Bank's multi-family loans were secured by properties located within the Bank's market area. At December 31, 1997, the Bank's multi-family real estate loans had an average principal balance of $183,000 and the largest multi-family real estate loan had a principal balance of $1.4 million. Multi-family real estate loans currently are offered with adjustable interest rates, although in the past the Bank originated fixed rate multi-family real estate loans. The terms of each multi- family loan are negotiated on a case-by-case basis. Such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap and an interest rate floor equal the initial rate, and amortize over 15 to 25 years. An origination fee of 1 to 2% is usually charged on multi-family loans. The Bank generally makes multi-family mortgage loans up to 80% of the appraised value of the property securing the loan. The Bank may choose to offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family real estate loans has been priced at the applicable U.S. Treasury securities as its index on newly originated loans. The Bank's originations of multi-family loans have been limited in recent years.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate constituted approximately $39.9 million, or 4.4%, of the Bank's total loan portfolio at December 31, 1997. The Bank's commercial real estate loans are secured by improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. At December 31, 1997, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 1997, the Bank's commercial real estate loans had an average principal balance of $192,000. At that date, the largest commercial real estate loan had a principal balance of $1.6 million, secured by a shopping center located in West Palm Beach, Florida and was currently performing. This was the largest commercial real estate lending relationship at the Bank and was within the current loans-to-one borrower limits. Commercial real estate loans currently are offered with adjustable rates, although in the past the Bank has originated fixed rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index, with a 600 basis point lifetime interest rate cap, and a 200 basis point interest rate floor below the initial interest rate. The Bank may choose to offer initial discount rates depending on market conditions. Through December 31, 1993, commercial real estate loans generally have been priced at the Fourth District Cost of Funds Index plus 325 basis points. Subsequent to December 31, 1993, the Bank began using the applicable U.S. Treasuries as its index on newly originated loans. An origination fee of up to 1 to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally amortize over 15 to 25 years.

     The Bank's policy is generally to limit commercial real estate loans to principal balances not exceeding $5.0 million, subject to limited exceptions.

     Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     CONSUMER LOANS. As of December 31, 1997, consumer loans totaled $47.8 million, or 5.2%, of the Bank's total gross loan portfolio. The principal types of consumer loans offered by the Bank are home equity lines of credit, adjustable and fixed rate second mortgage loans, automobile loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than ten years. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less (up to 90% if the Bank has a first mortgage on the property). Such loans are offered on an adjustable rate basis with terms of up to ten years. At December 31, 1997, the disbursed portion of home equity lines of credit totaled $15.8 million, or 33.2% of consumer loans. Beginning in 1996 and continuing in 1997 the Bank sought to increase its consumer loan portfolio by emphasizing the origination of automobile loans.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit, the Bank obtains a title guarantee or an opinion as to the validity of title.

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Bank adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing Assets," and "Delinquent Loans and Non-Performing Assets--Classification of Assets" for information regarding the Bank's loan loss experience and reserve policy.

     COMMERCIAL BUSINESS LOANS. The Bank currently offers commercial business loans to finance small businesses in its market area. Historically, the Bank offered commercial business loans as a customer service to business account holders. At December 31, 1997, the Bank had 332 commercial business loans outstanding with an aggregate balance of $57.3 million. The average commercial business loan balance was approximately $173,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years but which may range up to 15 years. In addition, the Bank offers Small Business Administration loans.

     Underwriting standards employed by the Bank for commercial business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan for normal cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

     Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans.

     LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. All loans of up to $227,150 may be approved by any one of the Bank's senior lending officers; loans between $227,150 and $400,000 must be approved by any one of the Bank's designated senior officers; loans between $400,000 and $750,000 must be approved by at least two of the Bank's designated senior officers which includes the Chief Executive Officer; and loans in excess of $750,000 must be approved by at least three members of the Board of Directors acting as a loan committee. The loan committee meets as needed to review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1997, the Bank had commitments to originate $55.2 million of loans.

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property (and, as required, flood insurance) serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance or an opinion of title, based on a title search of the property, is required on all loans secured by real property.

     Borrowers who refinance must satisfy the Bank's underwriting criteria at the time they apply to refinance their loan and have been current in their loan payments for a minimum of one year. Approximately 14% of the Bank's loan originations during the year ended December 31, 1997 represented the refinancing of the Bank's existing loans. Refinancings have resulted in a decrease in the Bank's interest rate spread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders.

     During 1997, the Bank in connection with local mortgage brokers began a mortgage loan broker solicitation program to supplement the Bank's internal originations of one- to four-family residential loans. Under this program, which is limited to the origination of one- to four-family residential loans, prospective borrowers complete loan applications which are provided by mortgage brokers. The completed applications are forwarded to the Bank. All loans obtained in this manner are reviewed in accordance with the Bank's customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 1997 were $108.2 million. The Bank may expand this program in the future.

     During 1994, the Bank entered into an agreement with the wholly-owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in the Bank's local service area. Under the terms of this agreement, the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer's inventory of homes. The mortgage files are sent to the Bank by the mortgage company for review and, if approved by the Bank, it issues a commitment to purchase the loan from the mortgage company. Purchases are accomplished by assignment of the mortgage from the mortgage company to the Bank. The Bank purchased $30.5 million loans from this provider in 1997.

     The Bank's recently purchased loans are collateralized by properties located primarily in Florida, although the Bank has in the past purchased loans collateralized by properties located outside the State of Florida. At December 31, 1997, $60.5 million, or 6.6%, of all loans in the Bank's portfolio, were purchased from others. Of this amount, $3.2 million represented the Bank's interest in purchased participations. The Bank's largest loan participation was a $89,000 interest in a loan secured by one- to four-family residences. The remaining loan participations consisted of loans secured by one- to four-family residential properties with an average balance of $13,000.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                             Year Ended December 31,
                                                        ---------------------------------
                                                          1995        1996        1997
                                                        ---------  ----------  ----------
                                                                 (In Thousands)

Loan receivable-gross, beginning of period............  $475,331   $ 561,474   $ 699,931
Originations:
   Real estate:
    One- to four-family residential (1)...............   121,457     187,851     177,111
    Land loans........................................     3,096       3,207      30,908
    Commercial........................................     1,082         390       5,664
    Multi-family......................................     1,611       1,869       7,227
   Non-real estate loans:
    Consumer..........................................    19,185      23,761      29,276
    Commercial Business...............................     6,838      33,276      61,383
                                                        --------   ---------   ---------
   Total originations.................................   153,269     250,354     311,569
Acquired as part of acquisition of BankBoynton........        --          --      52,957
Transfer of mortgage loans to foreclosed real estate
   and in-substance foreclosure.......................    (1,318)       (593)     (2,403)
Loan purchases........................................    12,398      21,153      35,647
Repayments............................................   (75,275)   (115,440)   (169,599)
Loan sales............................................    (2,931)    (17,017)    (11,634)
                                                        --------   ---------   ---------
Net loan activity.....................................    86,143     138,457     216,537
                                                        --------   ---------   ---------
Total loans receivable-gross, end of period...........  $561,474   $ 699,931   $ 916,468
                                                        ========   =========   =========


--------------

(1) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
(2) This table is being presented on a gross loan receivable basis.

     LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1997, the Bank had $1.5 million of deferred loan origination fees and $4.1 million of deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     The Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Bank recognized fees and service charges of $2.7 million, $3.2 million and $3.6 for the years ended December 31, 1995, 1996, and 1997, respectively.

     LOANS-TO-ONE BORROWER. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 1997, the Bank's largest outstanding loan balance to one borrower totaled $12.0 million which was secured by residential property under development in northern Palm Beach County, Florida. At that date, the Bank's second largest lending relationship totaled $9.5 million and was secured by various residential properties. The Bank's third largest lending relationship totaled $9.3 million and was secured by various residential properties. The Bank's fourth largest lending relationship totaled $5.5 million and was secured by various residential properties. The Bank's fifth largest lending relationship totaled $3.4 million and was secured by various commercial properties. The Bank's regulatory limit on loans-to-one borrower was $12.8 million at December 31, 1997.

Mortgage-Backed Securities

     The Bank also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed-rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Mortgage-backed securities totaled $231.8 million at December 31, 1997 and had a market value of $234.1 million. Effective December 31, 1993, the Bank implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption of this accounting principle, the Bank declared its investment in adjustable rate, mortgage-backed securities as available for sale. In November 1995, FASB issued "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q & A Guide"). SFAS 115 Q & A Guide permits an entity to conduct a one time reassessment of the classifications of all securities held at that time. On November 28, 1995, in conformity with the SFAS 115 Q & A Guide, management of the Bank classified all securities as "Available for Sale". As a result, all such securities are now presented at fair value, as determined by market quotations. Since the SFAS 115 Q & A Guide cannot be retroactively applied, these fixed-rate securities are presented at amortized cost for the year ended 1994.

     The Bank's objectives in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Bank's level of liquidity. The Bank's mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and interest rates. Mortgage-backed securities purchased by the Bank also have lower credit risk than mortgage loans because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.


                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                        1995       1996       1997
                                                                      ---------  ---------  ---------
                                                                              (In Thousands)
Mortgage-backed securities at beginning of period...................  $126,807   $159,761   $123,599
Purchases...........................................................    45,625      9,962    131,956
Acquired as part of Acquisition of BankBoynton......................        --         --        205
Sales...............................................................        --    (19,641)        --
Repayments..........................................................   (17,796)   (23,608)   (22,325)
Discount (premium) amortization.....................................       (79)         3       (304)
Increase (decrease) in market value of securities held for sale in
 accordance with SFAS 115...........................................     5,204     (2,878)     1,001
                                                                      --------   --------   --------
Mortgage-backed securities at end of period.........................  $159,761   $123,599   $234,132
                                                                      ========   ========   ========

     The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

                                                              At December 31,
                                          -------------------------------------------------------
                                                1995                1996             1997
                                          -----------------  -----------------  -----------------
                                             $         %        $         %        $         %
                                          --------  -------  --------  -------  --------  -------
                                                          (Dollars In Thousands)
Mortgage-backed securities, net:
 Adjustable:
   FHLMC................................  $ 13,244    8.24%  $ 15,900   12.78%  $ 48,469   20.57%
   FNMA.................................    31,250   19.43     29,576   23.76     43,825   18.60
   GNMA.................................        --      --      1,963    1.58      1,586    0.67
                                          --------  ------   --------  ------   --------  ------
    Total adjustable....................    44,494   27.67     47,439   38.12     93,882   39.84
                                          --------  ------   --------  ------   --------  ------
 Fixed:
   FHLMC................................    74,052   46.04     56,245   45.20     83,326   35.36
   FNMA.................................    14,019    8.72     11,771    9.46     26,497   11.24
   GNMA.................................    27,196   16.91      8,144    6.54     30,429   12.91
                                          --------  ------   --------  ------   --------  ------
    Total fixed.........................   115,267   71.67     76,160   61.20    140,252   59.51
                                          --------  ------   --------  ------   --------  ------
Accrued interest........................     1,067    0.66        842    0.68      1,530    0.65
                                          --------  ------   --------  ------   --------  ------
 Total mortgage-backed securities, net..  $160,828  100.00%  $124,441  100.00%   235,662  100.00%
                                          ========  ======   ========  ======   ========  ======


Delinquencies and Classified Assets

     DELINQUENCIES. The Bank's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, at 30 days a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, a collection letter is sent, personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development ("HUD"). When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

     IMPAIRED LOANS. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     NON-PERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income. At December 31, 1997, the Bank had non-performing loans of $3.2 million, and a ratio of non-performing loans to net loans receivable of .38%.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the Bank's earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 1997, the Bank had approximately $967,000 of property acquired as the result of foreclosure and classified as REO. At December 31, 1997, the Bank had non-performing assets of $4.2 million and a ratio of non-performing assets to total assets of .35%.

Delinquent Loans and Non-Performing Assets

     The following table sets forth information regarding the Bank's non-accrual mortgage loans delinquent 90 days or more, non-accrual consumer and commercial business loans delinquent 60 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Bank fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.


                                                               At December 31,
                                                 -------------------------------------------
                                                  1993     1994     1995     1996     1997
                                                 -------  -------  -------  -------  -------
                                                           (Dollars in Thousands)
Delinquent Loans:
 One- to four-family residential (1)...........  $3,091   $1,299   $1,513   $2,637   $2,610
 Commercial and multi-family real estate.......     379      335      201      461      140
 Land..........................................      --      159       10       84      187
 Consumer and commercial business loans (3)....     347      135      140      108      312
                                                 ------   ------   ------   ------   ------
Total Delinquent loans.........................   3,817    1,928    1,864    3,290    3,249
Total REO and loans foreclosed in-substance....     463      608      643       93      967
                                                 ------   ------   ------   ------   ------
   Total nonperforming assets (2)..............  $4,280   $2,536   $2,507   $3,383   $4,216
                                                 ======   ======   ======   ======   ======

Total loans delinquent 90 days or more to net
 loans receivable (3)..........................    0.88%    0.42%    0.35%    0.50%    0.38%
Total loans delinquent 90 days or more to
 total assets (3)..............................    0.56%    0.27%    0.24%    0.38%    0.27%
Total nonperforming loans, loans foreclosed
 in substance and REO to total assets..........    0.63%    0.36%    0.32%    0.39%    0.35%


-----------

(1) At December 31, 1997, the Bank had no delinquent or non-performing construction loans.
(2) Net of specific valuation allowances.
(3) Includes consumer and commercial business loans delinquent 60 days or more.

     During the year ended December 31, 1997, gross interest income of approximately $168,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during 1997.

     The following table sets forth information with respect to loans past due 60-89 days in the Bank's portfolio at the dates indicated.


                                                       At December 31,
                                            --------------------------------------
                                             1993    1994    1995    1996    1997
                                            ------  ------  ------  ------  ------
                                                   (Dollars in Thousands)
Loans past due 60-89 days:
 One- to four-family residential (1)......  $1,929  $1,554  $1,272  $2,038  $3,014
 Commercial real estate and multi-family..     219     100     106      55      54
 Consumer and commercial business loans...      50       7     106      19      83
 Land loans...............................      97      48       1      --      --
                                            ------  ------  ------  ------  ------
  Total past due 60-89 days...............  $2,295  $1,709  $1,485  $2,112  $3,151
                                            ======  ======  ======  ======  ======

---------------------
(1)  (Includes construction loans)

     CLASSIFICATION OF ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that these weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management.

     When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                            At December 31,
                                        -----------------------
                                          1995    1996    1997
                                        -------  ------  ------
                                            (In Thousands)

Substandard assets (1)(2)............   $5,106    $3,207  $3,961
Doubtful assets (2)..................       --        --      --
Loss assets (2)......................       58        --      --
                                        ------     -----   -----
   Total classified assets
    (2)..............................   $5,164    $3,207  $3,961
                                        ======    ======  ======

----------------
(1) Includes REO and in-substance foreclosures.
(2) Net of specific valuation allowances.

     The following table sets forth information regarding the Bank's delinquent loans, REO and loans foreclosed in-substance at December 31, 1997.


                                                   Balance     Number
                                                 -----------  ---------
                                                 (Dollars In Thousands)
     Residential real estate:
      Loans 60 to 89 days delinquent...........    $3,014         38
      Loans more than 89 days delinquent.......     2,610         32
     Commercial and multi-family real estate:
      Loans 60 to 89 days delinquent...........        54          1
      Loans more than 89 days delinquent.......       140          2
     Land loans:
      Loans 60 to 89 days delinquent...........        --         --
      Loans more than 89 days delinquent.......       187          3
     Consumer and commercial business loans
       60 days or more delinquent..............       312         22
     REO.......................................       967          7
                                                   ------        ---
        Total..................................    $7,284        105
                                                   ======        ===


     ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value (or fair value, where appropriate) of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital in computing risk-based capital under OTS regulations.

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. Management believes that the Bank's current allowance for loan losses is adequate; however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                      At December 31,
                                                   -----------------------------------------------------
                                                     1993       1994       1995       1996       1997
                                                   ---------  ---------  ---------  ---------  ---------
                                                                  (Dollars in Thousands)
Total net loans receivable outstanding...........  $434,967   $456,543   $532,333   $661,700   $861,257
                                                   ========   ========   ========   ========   ========
Average net loans receivable outstanding.........  $434,522   $441,573   $490,088   $605,507   $735,949
                                                   ========   ========   ========   ========   ========

Allowance balance (at beginning of period).......  $  1,824   $  2,865   $  2,566   $  2,265   $  2,263
Reclassification of valuation allowances
  on in-substance foreclosure....................       169         --         --         --         --
Acquired as part of Acquisition of BankBoynton:
 Real estate.....................................        --         --         --         --        208
 Consumer........................................        --         --         --         --        959
Provision for losses:
 Real estate.....................................     1,201         73       (199)       133        165
 Consumer and commercial business loans..........        35         39        (11)        31          5
Charge-offs:
 Real estate.....................................      (362)      (229)       (89)      (145)       (98)
 Consumer and commercial business loans..........        (2)      (182)        (2)       (21)      (208)
Recoveries:
 Real estate.....................................        --         --         --         --         --
 Consumer and commercial business loans..........        --         --         --         --         --
                                                   --------   --------   --------   --------   --------
    Allowance balance (at end of period).........  $  2,865   $  2,566   $  2,265   $  2,263   $  3,294
                                                   ========   ========   ========   ========   ========
Allowance for loan losses as a percent of net
   loans receivable at end of period.............      0.66%      0.56%      0.43%      0.34%      0.38%
Net loans charged off as a percent of average
 loans outstanding...............................      0.08%      0.10%      0.02%      0.03%      0.04%
Ratio of allowance for loan losses to total
 non-performing loans at end of period (1).......     75.06%    132.61%    121.51%     68.78%    101.39%
Ratio of allowance for loan losses to total
 non-performing loans, REO and in-substance
 foreclosures at end of period (1)...............     66.94%    100.90%     90.35%     66.89%     78.13%

----------------------------
(1)  Net of specific reserves.

     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                          At December 31,
                                             --------------------------------------------------------------------------
                                                        1995                     1996                      1997
                                             ------------------------- --------------------------  --------------------
                                                           % of Loans                 % of Loans           % of Loans
                                                             In Each                   In Each               In Each
                                                           Category to               Category to           Category to
                                               Amount     Total Loans     Amount     Total Loans   Amount  Total Loans
                                             -----------  ------------  -----------  ------------  ------  ------------
                                                                          (Dollars in Thousands)
Balance at end of period applicable to:
 One- to four-family residential mortgage..       $1,351        84.23%       $1,095        83.89%  $1,547        82.86%
 Commercial real estate and
  multi-family residential.................          574         8.03           571         6.12      441         4.36
 Land loans................................           91         1.92           119         1.70      209         1.32
 Other.....................................          249         5.82           478         8.29    1,097        11.46
                                                  ------       ------        ------       ------   ------       ------
  Total allowance for loan losses..........       $2,265       100.00%       $2,263       100.00%  $3,294       100.00%
                                                  ======       ======        ======       ======   ======       ======


Investment Activities

     In prior years, the Bank had increased the percentage of its assets held in its investment portfolio as part of its strategy of maintaining higher levels of liquidity which improve the Bank's interest rate risk position. The Bank's investment portfolio comprises investment securities, FHLB Stock and interest earning deposits. The carrying value of the Bank's investment securities totaled $61.7 million at December 31, 1997, compared to $41.7 million at December 31, 1996. The Bank's interest-bearing deposits due from other financial institutions with original maturities of three months or less, totaled $33.7 million at December 31, 1997, compared to $27.1 million at December 31, 1996.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation--Federal Regulations--Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Annual Report. The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

     INVESTMENT PORTFOLIO. The following tables set forth the carrying value of the Bank's investments at the dates indicated. At December 31, 1997, the market value of the Bank's investments was approximately $61.7 million. As allowed by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Bank declared its investment in U.S. Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and FHLB stock at book value, which approximates market value.

                                               At December 31,
                                          -------------------------
                                           1995     1996     1997
                                          -------  -------  -------
                                               (In Thousands)
U.S. Government and agency obligations..  $26,546  $ 8,035  $13,861
Municipal bonds.........................      440      430    2,216
Interest-earning deposits...............    9,974   27,127   33,688
FHLB stock..............................    6,148    6,148   11,955
                                          -------  -------  -------
   Total investments....................  $43,108  $41,740  $61,720
                                          =======  =======  =======


     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at December 31, 1997. At December 31, 1997, the Bank did not have any investment securities maturing after three years.



                                                                       At December 31, 1997
                             -----------------------------------------------------------------------------------------------------
                                      One Year or Less          One to Three Years          Total
                             -------------------------------  --------------------- ---------------------
                                                Annualized               Annualized                                     Annualized
                                                 Weighted                 Weighted                         Average       Weighted
                                Amortized        Average      Amortized   Average   Amortized    Market      Life in      Average
                                  Cost            Yield         Cost       Yield      Cost       Value      Years (1)      Yield
                             ---------------  --------------  ---------  ---------- ---------  ----------  -----------  -----------
                                                                     (Dollars in Thousands)
Debt securities:
U.S. Government agency
 securities................      $    --             --%      $13,798      6.19%     $13,798     $13,861      1.85        6.19%
Municipal bonds............          660           3.71         1,542      4.28        2,202       2,216      1.58        4.11
FHLB stock.................       11,955           7.25            --        --       11,955      11,955        --        7.25
Interest-earning deposits..       33,688           4.50            --        --       33,688      33,688        --        4.50
                                 -------           ----       -------      ----      -------     -------      ----        ----
   Total...................      $46,303           5.20%      $15,340      6.00%     $61,643     $61,720        --        5.40%
                                 =======           ====       =======                =======     =======      ====        ====

-------------------------
(1) Total weighted average life in years calculated only on United States Government agency securities and municipal bonds.

Sources of Funds

     GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including non-interest-bearing demand accounts, NOW accounts, passbook savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers.

     DEPOSIT PORTFOLIO. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's deposit portfolio as of December 31, 1997.


   Weighted                                                                                    Percentage
    Average                                                       Minumum                       of Total
 Interest Rate     Minimum Term    Checking and Savings Deposits   Amount       Balances        Deposits
---------------   --------------   -----------------------------  --------      ---------       ---------
                                                                              (In Thousands)
  0.00  %              None        Non-interest-bearing demand    $      0     $ 35,888           4.11%
  1.01                 None        NOW accounts                        100       82,152           9.42
  2.00                 None        Passbooks                           100      105,082          12.04
  2.50                 None        Money market accounts             2,500       42,135           4.83


                                   Certificates of Deposit
                                   -----------------------

  4.77             0 - 3 months    Fixed term, fixed rate            1,000        4,020            .46
  4.97             3 - 6 months    Fixed term, fixed rate            1,000       55,663           6.38
  5.49            6 - 12 months    Fixed term, fixed rate            1,000      238,091          27.29
  5.92           12 - 36 months    Fixed term, fixed rate            1,000      201,848          23.14
  6.08           36 - 60 months    Fixed term, fixed rate            1,000      107,461          12.33
                                                                               --------          -----
                                                                               $872,340         100.00%
                                                                               ========         ======

          The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                               Balance    Balance   Deposit     Incr.    Balance   Deposit   Incr.     Balance   Deposit    Incr.
                               12/31/93   12/31/94     %       (Decr)    12/31/95     %     (Decr)     12/31/96     %      (Decr)
                              ---------  ---------  -------   -------   ---------  ------- --------   ---------  -------   -------
                                                                     (Dollars in Thousands)
Noninterest bearing demand
  accounts................... $ 14,630  $ 19,551      3.6%  $  4,921  $ 21,430      3.6%   $ 1,879   $ 26,406      3.8%  $ 4,976
NOW, Super NOW and funds
  transfer accounts..........   68,380    65,025     12.1     (3,355)   67,886     11.4      2,861     70,558     10.2     2,672
Passbook and statement
 accounts....................  128,530    99,198     18.4    (29,332)   86,471     14.5    (12,727)    87,534     12.6     1,063
Variable rate money market
  accounts...................   67,661    55,516     10.3    (12,145)   44,677      7.5    (10,839)    44,012      6.3      (665)
Time Deposits:
  Maturing within 12 months..  256,560   243,557     45.3    (13,003)  294,202     47.4     38,676    358,912     51.7    64,710
  Maturing within 12-36
   months....................   23,388    34,405      6.4     11,017    57,236     12.7     41,018     79,894     11.5    22,658
  Maturing beyond 36 months..   27,378    20,983      3.9     (6,395)   23,278      2.9     (3,923)    27,402      3.9     4,124
                              --------  --------   ------   --------  --------   ------    -------   --------   ------   -------

      Total.................. $586,527  $538,235   100.00%  $(48,292) $595,180   100.00%   $56,945   $694,718   100.00%  $99,538
                              ========  ========   ======   ========  ========   ======    =======   ========   ======   =======

                                    Balance   Deposit     Incr.
                                    12/31/97     %       (Decr)
                                   ---------  -------   --------
                                     (Dollars in Thousands)
Noninterest bearing demand
  accounts...................... $  35,888      4.1%  $  9,482
NOW, Super NOW and funds
  transfer accounts.............    82,152      9.4     11,594
Passbook and statement
 accounts.......................   105,082     12.1     17,548
Variable rate money market
  accounts......................    42,135      4.8     (1,877)
Time Deposits:
  Maturing within 12 months.....   387,511     44.4     28,599
  Maturing within 12-36
   months.......................   169,228     19.4     89,334
  Maturing beyond 36 months.....    50,344      5.8     22,942
                                 ---------   ------   --------

      Total..................... $ 872,340   100.00%  $177,622
                                 =========   ======   ========


     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.


                               At December 31,
                       -----------------------------
                         1995      1996       1997
                       --------  --------   --------
Rate                           (In Thousands)
----
1.01 - 2.00%........   $    834  $    949   $    895
2.01 - 3.00%........          2         2        301
3.01 - 4.00%........      1,198        20          6
4.01 - 5.00%........     49,308    34,308     11,225
5.01 - 6.00%........    205,595   333,998    441,810
6.01 - 7.00%........    109,737    93,788    152,453
7.01 - 8.00%........      8,025     3,079        353
8.01 - 9.00%........         17        64         40
                       --------  --------   --------
                       $374,716  $466,208   $607,083
                       ========  ========   ========


     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1997.


                                                     Amount Due
                         -----------------------------------------------------------------
                          Less Than   1-2       2-3      3-4      4-5    After 5
                          One Year   Years     Years    Years    Years    Years    Total
                          --------- --------  -------  -------  -------  -------  --------
                                                   (In Thousands)
Rate
----
1.01 - 2.00%..........    $    895  $     --  $    --  $    --  $    --  $   --   $    895
2.01 - 3.00%..........         301        --       --       --       --      --        301
3.01 - 4.00%..........          --         6       --       --       --      --          6
4.01 - 5.00%..........      10,037     1,098       50       --       --      40     11,225
5.01 - 6.00%..........     331,914    80,722   23,032    3,813    2,141     188    441,810
6.01 - 7.00%..........      44,152    30,481   33,708   18,290   23,869   1,953    152,453
7.01 - 8.00%..........         172        --      131       --       50      --        353
8.01 - 9.00%..........          40        --       --       --       --      --         40
                          --------  --------  -------  -------  -------  ------   --------
                          $387,511  $112,307  $56,921  $22,103  $26,060  $2,181   $607,083
                          ========  ========  =======  =======  =======  ======   ========

     The following table indicates the amount of the Bank's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.


Remaining Maturity                                                Amounts
------------------                                                -------
                                                               (In Thousands)
  Three months or less............................              $   15,880
  Three through six months........................                   8,816
  Six through twelve months.......................                  31,461
  Over twelve months..............................                  40,491
                                                                ----------
   Total..........................................              $   96,648
                                                                ==========

     The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated.

                                                                                                     Year Ended December 31,
                                                                                             -------------------------------------
                                                                                                1995        1996           1997
                                                                                             ----------  ----------     ----------
                                                                                                         (In Thousands)
Deposits...................................................................................  $2,114,143  $2,557,621     $3,353,672
Acquired as part of Acquisition of BankBoynton.............................................          --          --         41,730
Withdrawals................................................................................   2,076,361   2,480,059      3,250,906
                                                                                             ----------  ----------     ----------
Net increase (decrease) before interest credited...........................................      37,782      77,562        144,496
Interest credited..........................................................................      19,163      21,976         33,126
                                                                                             ----------  ----------     ----------
Net increase (decrease) in deposits........................................................  $   56,945  $   99,538     $  177,622
                                                                                             ==========  ==========     ==========

Borrowings

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At December 31, 1997, the Bank had $239.1 million in FHLB advances outstanding.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member savings institutions and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. All FHLB advances have fixed interest rates and mature between two and 10 years.

                                         Year Ended December 31,
                                      -----------------------------
                                        1995      1996      1997
                                      --------  --------  ---------
                                             (In Thousands)
FHLB advances:
 Maximum month-end balance..........  $86,168   $91,135   $239,091
 Balance at end of period...........   85,169    82,517    239,091
 Average balance....................   78,368    84,351    119,759

Weighted average interest rate on:
 Balance at end of period...........     6.86%     6.74%      6.41%
 Average balance for period.........     7.00%     6.79%      6.27%

Competition

     The Bank's market area in Southeast Florida has a large concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. As a result, the Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Bank expects continued strong competition from such financial institutions in the foreseeable future. The Bank's market area includes branches of several commercial banks that are substantially larger than the Bank in terms of state-wide deposits. The Bank competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

     The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

     Based on total assets as of June 1997, the Bank was the second largest savings institution headquartered in Palm Beach County, and the Bank held approximately 4.2% of all financial institution deposits in Palm Beach County.

Subsidiary Activities

     The Bank has one active wholly owned subsidiary, Fidelity Realty and Appraisal Service, Inc., a Florida corporation ("FRAS"). FRAS is primarily engaged in providing appraisal services for the Bank and selling the Bank's REO. At December 31, 1997, FRAS had a cumulative deficit of $66,000. For the year ended December 31, 1997, FRAS had a net loss of $8,000.

     Under FIRREA, SAIF-insured institutions are required to provide 30 days advance notice to the OTS and FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS. In addition to other enforcement and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of a savings association's ownership of or relation to a subsidiary
(i) constitutes a serious risk to the safety, soundness or stability of the savings association, or (ii) is inconsistent with the purposes of FIRREA. Upon the making of such a determination, the OTS may order the savings association to divest the subsidiary or take other actions.

Personnel

     As of December 31, 1997, the Bank had 281 full-time and 47 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

Regulation

     As a federally chartered, SAIF-insured savings association the Bank is subject to examination, supervision and extensive regulation by the OTS, and the FDIC. The Bank is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

     The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The Holding Company will be subject to supervision and regulation by the OTS.

     The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Holding Company and the Bank and their operations.

     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") primarily addresses the recapitalization of the BIF, which insures the deposits of commercial banks and savings banks. In addition, FDICIA established a number of new mandatory supervisory measures for savings associations and banks.

     Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe regulatory standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

     Financial Management Requirements. Pursuant to FDICIA, in May 1993, the FDIC adopted rules establishing annual independent audits and financial reporting requirements for all depository institutions with assets of more than $500 million, their management and their independent auditors. The rules also establish new requirements for the composition, duties, and authority of such institutions' audit committees and boards of directors, effective in fiscal years beginning after December 31, 1992. Among other things, all depository institutions with assets in excess of $500 million are required to prepare and make available to the public annual reports on their financial condition and management, including statements of management's responsibility under regulations relating to safety and soundness, and an assessment of the institution's compliance with internal controls, laws and regulations. The institution's independent auditors are required to attest to these management assessments. Each such institution also is required to have an audit committee composed of independent directors. Audit Committees of large institutions (institutions with assets exceeding $3.0 billion) must: (i) include members with banking or related financial management experience; (ii) have the ability to engage their own independent legal counsel; and (iii) must not include any large customers (as defined) of the institution.

     Prompt Corrective Action Regulation. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the OTS and the other banking regulators are required to establish five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") and to take certain mandatory supervisory actions (and are authorized to take other discretionary actions) with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, FDICIA requires the requisite banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

     Under the OTS rule implementing the prompt corrective action provisions, a savings institution that: (i) has a total risk-based capital ratio of 10.0% or greater, a Tier I (core) risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater; and (ii) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS, is deemed to be well-capitalized. An institution with a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater, is considered to be adequately capitalized. A savings institution that has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0%, is considered to be significantly undercapitalized. A savings institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier I capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets except certain purchased mortgage servicing rights and qualifying supervisory goodwill.

     FDICIA authorizes the appropriate federal banking agency, after notice and an opportunity for a hearing, to treat a well-capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital classification if it is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subjected to the restrictions applicable to significantly undercapitalized institutions described below.

     Under FDICIA, an insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock) or pay management fees to any person that controls the institution if thereafter it would be undercapitalized. The appropriate federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action: (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution generally is prohibited form increasing its average total assets. An undercapitalized institution also generally is prohibited from making acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines that such actions are necessary to carry out the purpose of FDICIA.

Federal Regulations

     Regulatory Capital. The capital requirements consist of a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement."

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS 115 is excluded from the regulatory capital calculation.

     The leverage limit adopted by the OTS requires that savings associations maintain "core capital" in an amount equal to at least 3% of adjusted total assets. The OTS, however, has proposed an amendment to this requirement that would increase core capital requirements for nearly all savings associations, as discussed below. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles ("GAAP"), and "qualifying supervisory goodwill," less non-qualifying intangible assets.

     In addition, the OTS has proposed a rule that would limit the amount of purchased mortgage servicing rights includable as core capital to 50% of such capital. No assurance can be given as to the final form of such regulation, the date of its effectiveness, or whether it will differ materially from the proposal. The proposal, if adopted as proposed, is not anticipated to have any immediate effect on the Bank.

     In April 1991, the OTS published a proposed amendment to the regulatory capital requirements applicable to all savings associations to conform to Office of the Comptroller of the Currency ("OCC") capital regulations applicable to national banks. Under the OTS proposal, those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, will be required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations will be required to maintain minimum core capital of 4% to 5% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At December 31, 1997, the Bank's ratio of core capital to total adjusted assets was 6.7%. The OTS prohibits savings associations from disclosing their CAMEL ratings.

     A savings association that does not meet the minimum regulatory capital requirements because of the new core capital requirement will be required to submit a capital restoration plan to the OTS that sets forth in reasonable detail the steps the association will take to be in compliance. The capital plans will be required to be filed within 60 days of the effective date of the new regulation. If the OTS rejects a savings association's capital plan, the OTS may require an amended capital plan to be filed, or the OTS can take supervisory action against the association. The Bank is unable to predict when such regulation will be adopted, or, if adopted, the final form that such regulation will take.

     Under the risk-based capital requirement, a savings association must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

     The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, a savings association that fails to meet its capital requirements is prohibited from paying any dividends. Except under certain circumstances, further disclosure of final enforcement actions by the OTS is required.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1997 the Bank had $12.0 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 6.72%, and was 7.25% for the year ended December 31, 1997. Certain provisions of FIRREA require all 12 FHLBs to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

     Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board (the "FHFB").

     FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral consists of mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured, or guaranteed by the federal government or any agency thereof, FHLB deposits, and to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as collateralization under certain circumstances. All long-term advances are required to be used to provide funds for residential home financing. In addition, the FHFB has established standards of community service that members must meet to maintain access to long-term advances. FHLBs are authorized to make short-term liquidity advances to solvent associations in poor financial condition but with prospects of improving, upon the request of the OTS. In addition, pursuant to FHLB regulations, each FHLB is required to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable housing, and certain other community purposes.

     Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that a savings institution maintain at least 65% of its total portfolio assets in "qualified thrift investments" on an average basis in nine out of every twelve months. For purposes of the test, portfolio assets are defined as the total assets of the savings institution minus: goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets not to exceed 20% of the savings institution's total assets.

     Under the QTL's statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of the FHLB, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, GNMA or the RTC Financing Corporation and other mortgage-related securities. Investments in nonsubsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

     A savings institution that fails to become, or maintain its status as, a qualified thrift lender must either become a bank (other than a savings bank) or be subject to certain restrictions. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (i) prohibited from making an investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) ineligible to obtain new advances from any Federal Home Loan Bank; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     As of December 31, 1997, the Bank was in compliance with the QTL requirement. At December 31, 1997, 89.48% of the Bank's assets were "qualified thrift investments."

     Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4.0%.

     For purposes of this ratio, liquid assets include specified short-term assets (such as cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets such as United States Treasury obligations of more than one and less than five years and federal agency obligations with a minimum term of 18 months. The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from dealers in United States Government securities or Associations whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans (qualifying as backing for certain mortgage-backed securities) with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of the liquidity requirements. The monthly average liquidity ratio of the Bank for December 1997 was 5.91% and exceeded the then applicable requirement of 4.0%.

     Insurance of Accounts and Regulation by the FDIC. The Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF. This insurance is backed by the full faith and credit of the United States Government. The SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations. It also may prohibit any SAIF-insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

     The minimum annual deposit insurance premiums are currently assessed at the rate of .065% of deposits for all SAIF-insured members. The FDIC, however, is authorized to raise premiums in certain circumstances related to fund losses and severe economic circumstances and has exercised this authority several times with respect to premiums paid to the BIF by commercial banks and BIF-member savings associations.

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 27, 1996. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

     The legislation also provides for the merger of the BIF and SAIF on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extension which may be granted at the discretion of the regulator. Additionally, such proposals would grandfather existing thrift intrastate and interstate branches which were operated as branches or in the process of being established on January 1, 1997 or January 7, 1997, respectively. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Company is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Company is also unable to predict whether the SAIF and BIF funds will eventually be merged.

     Limitations on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its capital distribution ("Tier 2 Association") may, after prior notice but without the approval of the OTS, make capital distributions of: up to 75% of its net income over the most recent four quarter period if it satisfies the risk-based capital requirement that would be applicable to it on January 1, 1993, computed based on its current portfolio; up to 50% of its net income over the most recent four quarter period if it satisfies the risk based capital standard that was applicable to it on January 1, 1991, computed based on its current portfolio; and up to 25% of its net income over the most recent four quarter period if it satisfies its current risk-based capital requirement. In computing the institution's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 Association") may not make any capital distributions without the prior approval of the OTS. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In addition, FDICIA provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 Association unless the OTS deems otherwise. A recently proposed OTS rule would amend the capital distribution regulation to provide that a Tier 1 Association would be permitted to make capital distributions under the Tier 1 standard or, consistent with the highest Tier 2 standard, at 75% of its net income to date over the most recent four quarter period. As of December 31, 1997, the Bank was a Tier 1 Association.

     Investment Limitations. FIRREA generally provides that state-chartered savings associations may not engage as principal in any type of activity, or in any activity in any amount not permitted for federally-chartered associations, or directly acquire or retain any equity investment of a type or amount not permitted for federally-chartered associations. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in if the Bank is and continues to be in compliance with fully phased-in standards. Among activity restrictions applicable to federally-chartered institutions that are also applicable to the Bank is the prohibition on investing directly in equity securities or real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure). In addition, the Bank is authorized to invest directly in service corporation to a maximum of 2% of the Bank's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or intercity development purposes. Federal laws and regulations also impose certain limitations on operations, including restrictions on loans to one borrower, transactions with affiliates and affiliated persons and liability growth.

     FIRREA also imposed investment and lending restrictions that are applicable to all federally- or state-chartered associations. FIRREA provides that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. FIRREA and FDICIA amend the authority of savings associations to engage in transactions with affiliates or to make loans to certain insiders, by making such transactions subject to Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act. Among other things, these provisions generally require that these transactions with affiliates be on terms and conditions comparable to those for similar transactions with non-affiliates. In addition, these affiliate transactions may be regulated further by the OTS to address safety and soundness concerns.

     Holding Company Regulation. The Company and the MHC are holding companies within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"). As such, the Company and the MHC are registered with and is subject to OTS examination and supervision as well as certain reporting requirements. In addition, the operations of the Company and the MHC are subject to the Regulations as well as other regulations promulgated by the OTS from time to time. As a SAIF-insured subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in dealing with the Company and MHC and with other persons affiliated with the Company and the MHC and will continue to be subject to examination and supervision by the OTS and the FDIC.

     Transactions with Affiliates. Section 11 of HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Management believes that the Bank is in compliance with the requirements of Sections 23A and 23B. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of the HOLA places three other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the Director is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

     Extensions of credit by the Bank to executive officers, directors, and principal stockholders and related interests of such persons are subject to Sections 22 (g) and 22(h) of the Federal Reserve Act and Subpart A of the Federal Reserve Board's Regulation O. These rules prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, and/or when the aggregate amount outstanding to all such individuals exceeds the institution's unimpaired capital and unimpaired surplus. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Stockholder"), or to a related interest (i.e., any company controlled by such executive officer, director, or Principal Stockholder), or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or Principal Stockholder or which is controlled by such executive officer, director, or Principal Stockholder, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, directors, Principal Stockholders, or employees of the institution. A savings association is therefore prohibited from making any new loans or extensions or credit to the savings association's executive officers, directors, and 10% stockholders at different rates or terms than those offered to employees of the Bank generally. The rules identify limited circumstances in which an institution is permitted to extend credit to executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Subpart A of the Federal Reserve Board's Regulation O.

     The Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $54.0 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Federal Regulations--Liquidity Requirements."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

Federal and State Taxation

     Federal Taxation. For federal income tax purposes, the Company files a federal income tax return on a calendar year basis. Because the Mutual Holding Company owns less than 80% of the outstanding common stock of the Bank, it is not permitted to file a consolidated federal income tax return with the Bank. Because the Mutual Holding Company has nominal assets other than the stock of the Bank, it will initially have no material federal income tax liability.

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the Bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997.

     If an association ceases to qualify as a "bank" (as defined in Code Section
581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

     Delaware Taxation. As a Delaware holding company doing business in another state, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

     Florida Taxation. Foreign corporations, like the Company, pay a 5 1/2% tax on the portion of their net taxable income which is allocable to the State of Florida.

     The Company has not been audited by the Internal Revenue Service, the State of Delaware or the State of Florida within the past five years. See Notes 1 and 13 to the Financial Statements.

Executive Officers of the Registrant

     Listed below is information, as of December 31, 1997, concerning the Registrant's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.


Name                  Age                      Position and Term
----                  ---  ---------------------------------------------------------

Vince A. Elhilow       58  President since 1987 and Chief Executive Officer since
                           1992; Director of the Bank since 1984

Richard D. Aldred      53  Executive Vice President as of December 31, 1994;
                           Treasurer and Chief Financial Officer since 1985

Joseph C. Bova         53  Executive Vice President as of December 31, 1994; Lending
                           Operations Manager

Robert L. Fugate       49  Executive Vice President as of December 31, 1994; Banking
                           Operations Manager since 1982

Christopher H. Cook    54  Executive Vice President as of December 31, 1996;
                           Corporate Counsel since 1996; Director of the Bank since
                           1993

Patricia C. Clager     62  Vice President since 1990; Corporate Secretary since 1987;
                           Assistant to the Chairman of the Board

ITEM 2.  PROPERTIES

     The Bank conducts its business through its main office located in West Palm Beach, Florida, and 20 additional full service branch offices located in Palm Beach and Martin counties and two loan production offices located in Palm Beach and Broward counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1997. The aggregate net book value of the Bank's premises and equipment was $21.4 million at December 31, 1997.

LOCATION                                OPENING DATE   OWNERSHIP    ANNUAL RENT
--------                                ------------  ------------  -----------

Main Office                                 12/22/52  Fee Simple/      $  7,420
218 Datura St.                                        Ground Lease
West Palm Beach, Florida

45th St.                                    10/23/60  Fee Simple             --
4520 45th St.
West Palm Beach, Florida

Northlake                                   11/15/65  Fee Simple             --
950 Northlake Blvd
Lake Park, Florida

Forest Hill                                  4/05/71  Fee Simple             --
399 Forest Hill Blvd
West Palm Beach, Florida

Palm Beach                                   6/18/73  Fee Simple             --
245 Royal Poinciana
Palm Beach, Florida

Century Corners                              6/25/73  Fee Simple             --
4835 Okeechobee Blvd
West Palm Beach, Florida

Singer Island                                2/04/74  Fee Simple             --
1200 E. Blue Heron
Riviera Beach, Florida

Jupiter/Tequesta                             1/26/76  Ground Lease     $ 13,250
171 Tequesta Dr
Tequesta, Florida

Royal Palm Beach                             3/15/76  Fee Simple             --
100 Royal Palm Beach Blvd
Royal Palm Beach, Florida

Boynton Beach                               12/19/77  Lease            $120,458
1501 Corporate Dr
Boynton Beach, Florida

West Lake Worth                             12/03/79  Fee Simple             --
6535 Lake Worth Rd
Lake Worth, Florida

Wellington                                   6/02/80  Fee Simple             --
12000 W. Forest Hill Blvd
Wellington, Florida

Delray Beach                                10/20/80  Ground Lease      $68,916
5017 W. Atlantic Ave
Delray Beach, Florida

Jensen Beach                                 9/14/81  Fee Simple             --
1021 NE Jensen Beach Blvd
Jensen Beach, Florida

Bear Lakes                                   5/15/89  Lease            $192,286
701 Village Blvd
West Palm Beach, Florida

Palm Beach Gardens                           5/20/91  Lease            $143,523
10973 N. Military Tr
Palm Beach Gardens, Florida

Kanner/Monterey                              7/06/93  Fee Simple             --
2401 S. Kanner Highway
Stuart, Florida

Stuart                                      12/13/93  Fee Simple             --
2980 South Federal Highway
Stuart, Florida

West Boynton Beach                           4/24/95  Fee Simple             --
9875 Jog Road
Boynton Beach, Florida

Boynton Beach Loan Production Office         1/02/96  Lease            $  4,210
2240 Woolbright Road, Suite 350
Boynton Beach, Florida

West Forest Hill                             9/30/96  Fee Simple             --
3989 Forest Hill Blvd.
West Palm Beach, Florida

Coral Springs Loan Production Office         6/03/96  Lease            $  1,080
4641 University Drive
Coral Springs, Florida

Jupiter
1240 W. Indiantown Road                      6/23/97  Fee Simple             --
Jupiter, Florida

     The Bank's accounting and record keeping activities are maintained on the Fiserv Solutions, Inc. (Fiserv) service bureau system. The Bank also owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at December 31, 1997, was approximately $770,000.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of securityholders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS
----------------------------------------------------------

     For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 1997 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
--------------------------------------------------------

     The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS
------------------------------

     The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

     There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 1997.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 20, 1998 (the "Proxy Statement"), specifically the section captioned "Proposal I-- Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
---------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement.

ITEM 13.  CERTAIN TRANSACTIONS
------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K
-----------------------------------------------------

          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)    Financial Statements
          --------------------

          . Independent Auditors' Report
          . Consolidated Statements of Financial Condition,
               December 31, 1996 and 1997
          . Consolidated Statements of Operations,
               Years Ended December 31, 1995, 1996 and 1997
          . Consolidated Statements of Changes in Stockholders' equity,
               Years Ended December 31, 1995, 1996 and 1997
          . Consolidated Statements of Cash Flows,
               Years Ended December 31, 1995, 1996 and 1997
          . Notes to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules
          -----------------------------

          No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)    Exhibits
          --------

          *3.1    Certificate of Incorporation of Fidelity Banckshares, Inc.

          *3.2    Bylaws of Fidelity Banckshares, Inc.

          *4      Common Stock Certificate of the Bank

          *10.1   Incentive Stock Option Plan

          *10.2   Stock Option Plan for Outside Directors

          *10.3 Employment Agreement with Vince A. Elhilow, President and Chief Executive Officer

          *10.4   Recognition and Retention Plan for Employees

          *10.5   Recognition and Retention Plan for Outside Directors

          *10.6   Employee Severance Compensation Plan

          *10.6.A Severance Agreement between the Bank and Richard D. Aldred,
                  Executive Vice President

          *10.6.B Severance Agreement between the Bank and Joseph C. Bova,
                  Executive Vice President

          *10.6.C Severance Agreement between the Bank and Robert L. Fugate,
                  Executive Vice President

         *10.7   Employee Stock Ownership Plan

         *10.8   Fidelity Federal Savings Bank of Florida Senior Management
                  Performance Incentive Award Plan

          13     1997 Annual Report to Stockholders

          21     Subsidiaries of the Registrant

          99.1   Proxy Statement for Annual Meeting of Stockholders
-------------------
* Previously filed under cover of Registration Statement on Form S-4 filed on December 12, 1996-Registration No. 333-17737

(b)       Reports on Form 8-K:
          -------------------

          On August 22, 1997 the Company filed a current Report on Form 8-K to report under Item 2. Acquisition or Disposition of Assets the entering into a Merger Agreement to acquire BankBoynton, a Federal Savings Bank. On October 6, 1997, the Company filed a current Report on
          Form 8-K/A to file Under Item 7 pro forma financial information relating to the above referenced merger.

          On December 11, 1997, the Company filed a Current Report on Form 8-K to report under Item 2. Acquisition or Disposition of Assets the Completion of the acquisition of BankBoynton, A Federal Savings Bank.

(c)       The exhibits listed under (a)(3) above are filed herewith.

(d)       Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIDELITY BANKSHARES, INC.




Date: March 28, 1998          By: /s/ Vince A. Elhilow
                                  ----------------------------------------------
                                  Vince A. Elhilow
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Vince A. Elhilo                By: /s/ Richard D. Aldred
    ---------------------------------      ----------------------------------
    Vince A. Elhilow, President            Richard D. Aldred, Executive Vice
    and Chief Executive Officer            President, Chief Financial Officer
    (Principal Executive Officer)          and Treasurer (Principal Financial
                                           and Accounting Officer)

Date: March 28, 1998                   Date: March 28, 1998



By: /s/ Joseph B. Shearouse, Jr.       By: /s/ Keith D. Beaty
    ---------------------------------      ----------------------------------
    Joseph B. Shearouse, Jr.,              Keith D. Beaty, Director
    Chairman of the Board

Date: March 28, 1998                   Date: March 28, 1998



By: /s/ F. Ted Brown, Jr.              By: /s/ Christopher H. Cook
    ---------------------------------      ----------------------------------
    F. Ted Brown, Jr., Director            Christopher H. Cook, Director

Date: March 28, 1998                   Date: March 28, 1998



By: /s/ Donald E. Warren
    ---------------------------------
    Donald E. Warren, Director

Date: March 28, 1998